Form 10-Q
period 2018-03-31
Biostar Angel Stem Cell Corp
filed 2018-05-21
CIK 1709474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55671

BIOSTAR ANGEL STEM CELL CORPORATION

(Exact name of registrant as specific in its charter)

Delaware	82-1873024
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

419 Hindry Avenue, Suite E

Inglewood, California 90301

(Address of principal executive offices, including zip code)

424-227-9568

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of May 15, 2018, there were 10,980,000 shares of common stock outstanding.

BIOSTAR ANGEL STEM CELL CORPORATION

Form 10-Q

For the quarterly period ended March 31, 2018

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Due from a related party	$2,018	$-

TOTAL ASSETS	$2,018	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued liabilities	$4,000	$3,000

Total current liabilities	$4,000	$3,000

STOCKHOLDERS’ DEFICIENCY:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 and no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,000	-

Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,680,000 and 20,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,068	2,000

Additional paid-in capital	3,262	312

Accumulated deficit	(7,312)	(5,312)

Total stockholders’ deficiency	(1,982)	(3,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,018	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

STATEMENT OF OPERATIONS

(UNAUDITED) (a)

For the three
months ended
March 31, 2018
REVENEUE	$-

COST OF REVENUE	-

GROSS PROFIT	-

OPERATING EXPENSES	2,000

LOSS BEFORE INCOME TAX PROVISION	(2,000)

INCOME TAX PROVISION	-

NET LOSS	$(2,000)

Loss per share – basic and diluted	$-

Weighted average shares – basic and diluted	12,120,222

(a)	Biostar Angel Stem Cell Corporation was formed on May 17, 2017; accordingly there were no operations during the period ended March 31, 2017.

The accompanying notes are an integral part of these unaudited financial statements.

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

STATEMENT OF CASH FLOWS

(UNAUDITED) (a)

For the three
months ended
March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,000)
Adjustments to reconcile net income to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	1,000
Changes in operating assets and liabilities:
Increase in accrued liabilities	1,000

Net cash used in operating expenses	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from a related party	(2,018)

Net cash used in investing activities	(2,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,018
Issuance of series A preferred stock	1,000

Net cash provided by financing activities	2,018

NET INCREASE IN CASH	-

CASH, BEGINNING OF THE PERIOD	-

CASH, END OF THE PERIOD	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-
Income taxes	$-

(a)	Biostar Angel Stem Cell Corporation was formed on May 17, 2017; accordingly there were no operations during the period ended March 31, 2017.

The accompanying notes are an integral part of these unaudited financial statements.

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2018 (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Biostar Angel Stem Cell Corporation (formerly Lily Grove Acquisition Corporation) (“the Company”) was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash and cash equivalents as of March 31, 2018 and December 31, 2017, resepctively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 and December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

2. GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $2,000 during the quarter ended March 31, 2018. The Company had a working capital deficit of $ 1,982 and an accumulated deficit of $ 7,312 as of March 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. Management believes that this ASU will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016- 15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. DUE FROM A RELATED PARTY

As of March 31, 2018, the Company had due from a related party of $2,018 from Keewon Ra, Chief Executive Officer of the Company. The amount was the subscription payments received in Keewon Ra’s personal bank accounts in Korea for issuances of the Company’s common stock and preferred stock (see Note 6), as the Company has not yet opened a bank account in the U.S.

5. ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, the Company had accrued professional fees of $4,000 and $3,000, respectively.

6. STOCKHOLDERS’ DEFICIENCY

On January 15, 2018, the following events occurred to effect a change in control of the Company:

The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of common stock outstanding. The then officers and directors of the Company, James Cassidy and James McKillop, resigned from the offices of President and director and Vice President and director respectively, held by them. Keewon Ra was named the sole director of the Company and was named its Chief Executive Officer, Secretary and Chief Financial Officer.

On January 16, 2018, the Company issued 10,180,000 shares of its common stock to 16 shareholders at par for $1,018 and issued 10,000,000 shares of its Series A Preferred stock at par for $1,000 to Jeong Chan Ra, the father of the sole officer and director of the Company.

7. SUBSEQUENT EVENT

On April 30, 2018, subsequent to the balance sheet date covered by this Report, the following events occurred:

The Company issued 300,000 shares of its common stock to 11 shareholders at par for $30. The Chief Executive Officer, Keewon Ra was one of the 11 shareholders and purchased 30,000 shares of the common stock at par for $3 of the Company.

In accordance with FASB ASC Topic No. 855, Subsequent Events, the Company has evaluated subsequent events for recognition or disclosure through May 15, 2018, the date the accompanying financial statements were available to be issued and determined that there are no subsequent events requiring disclosure.

******

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the software industry, the success of our product development, marketing and sales activities, vigorous competition in the software industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Biostar Angel Stem Cell Corporation (formerly Lily Grove Acquisition Corporation) (the “Company”) was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On January 15, 2018, the Company effected a change of its control. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company’s president, secretary and director and James McKillop resigned as the Company’s vice president and director. Keewon Ra was then named sole director of the Company and was named Chief Executive Officer, Secretary and Chief Financial Officer of the Company.

Since inception the Company’s operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders, filing a registration statement on Form 10 on September 11, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control.

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to achieve a business combination with a target company.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

No assurances can be given that the Company will be successful in negotiating with its anticipated or any target company.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

Results of Operations

Three months ended March 31, 2018

As of March 31, 2018, The Company had not generated revenues and had no cash flows from operations since inception. The Company had sustained net loss of $2,000 and an accumulated deficit of $7,312 for the three months ended and as of March 31, 2018, respectively.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2018, the Company had $0 in cash.

As of March 31, 2018, the Company had due from a related party of $2,018 from Keewon Ra, Chief Executive Officer of the Company. The amount was the subscription payments received in Keewon Ra’s personal bank accounts in Korea for issuances of the Company’s common stock and preferred stock, as the Company has not yet opened a bank account in the U.S.

On January 16, 2018, the Company issued 10,180,000 shares of its common stock to 16 shareholders at par for $1,018 and issued 10,000,000 shares of its Series A Preferred stock at par for $1,000 to Jeong Chan Ra, the father of the sole officer and director of the Company.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $7,312. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

The Company used $0 in cash during the three months ended March 31, 2018 for operating activities.

Investing Activities

As of March 31, 2018, the Company had due from a related party of $2,018 from Keewon Ra, Chief Executive Officer of the Company. The amount was the subscription payments received in Keewon Ra’s personal bank accounts in Korea for issuances of the Company’s common stock and preferred stock, as the Company has not yet opened a bank account in the U.S.

Equipment Financing

The Company has no existing equipment financing arrangements.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company chose December 31 as its fiscal year end.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2018 and December 31, 2017, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not expect that adoption of this guidance will have a material impact on its financial statements and related disclosures.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. Management believes that this ASU will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016- 15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information not required to be filed by Smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES. DISCLOSURES AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, she believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued the following securities in the last three (3) years. Unless otherwise specified, such securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale.

Since inception, the Company has issued shares of common stock as follows:

The Company (formerly known as Lily Grove Acquisition Corporation) issued an aggregate of 20,000,000 shares on formation in May 2017 pro rata (10,000,000 each) to James Cassidy and James McKillop, at a cost basis equal to $0.0001 per share for services performed for the Company, of which all but an aggregate of 500,000 shares were redeemed pro rata at the purchase price.

In January 2018, the Company issued an aggregate of 10,180,000 shares of its common stock to a group of 16 investors, at a purchase price equal to $0.0001 per share, as part of a change in control.

In April 2018, the Company issued an aggregate of 270,000 shares of its common stock to a group of 10 investors, at a purchase price equal to $0.0001 per share, in reliance on the exemption from registration under Regulation S as promulgated under Securities Act of 1933, as amended, in offshore transactions that did not involve any directed selling efforts in the United States.

In April 2018, the Company issued an aggregate of 30,000 shares of its common stock to 1 investor, at a purchase price equal to $0.0001 per share, in reliance on the exemptions from registration under Section 4(a)(2) and Rule 506(b) of Regulation D as promulgated under Securities Act of 1933, as amended, in a private transaction not involving a public offering.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1*	Rule 15d-14(a) Certification by Principal Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSTAR ANGEL STEM CELL CORPORATION

By:	/s/ Keewon Ra
Chief Executive Officer, Chief Financial Officer

Dated:	May 21, 2018

