Form 10-Q
period 2018-06-30
Biostar Angel Stem Cell Corp
filed 2018-08-20
CIK 1709474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55810

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

As of August 14, 2018, there were 10,980,000 shares of common stock outstanding.

BIOSTAR ANGEL STEM CELL CORPORATION

Form 10-Q

For the quarterly period ended June 30, 2018

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	3

Statements of Operations for the Three and Six Months Ended June 30, 2018 and for the Period from May 17, 2017 (Inception) to June 30, 2017 (unaudited)	4

Statements of Cash Flows for the Six Months Ended June 30, 2018 and for the Period from May 17, 2017 to June 30, 2017 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 Quantitative and Qualitative Disclosures About Market Risk	13

Item 4 Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	14

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3 Defaults upon Senior Securities	14

Item 4 Mine Safety Disclosures	14

Item 5 Other Information	14

Item 6 Exhibits	15

Signatures	16

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$100	$-
Due from a related party	2,048	-

Total current assets	2,148	-

Total Assets	$2,148	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Due to related parties	$47,194	$-
Accrued liabilities	10,455	3,000

Total current liabilities	57,649	3,000

Total Liabilities	57,649	3,000

STOCKHOLDERS’ DEFICIENCY:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 and no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,000	-

Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,980,000 and 20,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,098	2,000

Additional paid-in capital	5,262	312

Accumulated deficit	(62,861)	(5,312)

Total stockholders’ deficiency	(55,501)	(3,000)

Total Liabilities and Stockholders’ Deficit	$2,148	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the period from
	For the three months ended	For the six months ended	May 17, 2017 (inception) to
	June 30, 2018	June 30, 2018	June 30, 2017
REVENUE	$-	$-	$-

COST OF REVENUE	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES	55,549	57,549	3,312

LOSS BEFORE INCOME TAX PROVISION	(55,549)	(57,549)	(3,312)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(55,549)	$(57,549)	$(3,312)

Loss per share – basic and diluted	$-	$-	$-

Weighted average shares – basic and diluted	10,884,369	11,447,403	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	For the six months ended	May 17, 2017 (inception) to
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(57,549)	$(3,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	3,000	312
Common stock issued for services		2,000
Changes in operating assets and liabilities:
Increase in accrued liabilities	7,455	1,000

Net cash used in operating expenses	(47,094)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from related parties	(2,048)	-

Net cash used in investing activities	(2,048)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from related parties	47,194
Proceeds from issuance of common stock	1,048	-
Proceeds from issuance of series A preferred stock	1,000	-

Net cash provided by financing activities	49,242	-

NET INCREASE IN CASH	100	-

CASH, BEGINNING OF THE PERIOD	-	-

CASH, END OF THE PERIOD	$100	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redemption of common shares in connection with change of control	$1,950	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Biostar Angel Stem Cell Corporation (formerly Lily Grove Acquisition Corporation) (“the Company”) was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to capital raising and debt financing activities, effecting a change in control, and the filing a registration statement on Form 10 on September 11, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. We expect that the combination will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. We expect that the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating a transaction with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

December 31 is the fiscal year end for the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, those difference could be material, and could have a material adverse effect on the Company, its financial condition, results of operations and stock price.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $100 and none of cash and cash equivalents as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017, respectively.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

2. GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses of $55,549 during the three months ended June 30, 2018 and $57,549 during the six months ended June 30, 2018. The Company had a working capital deficit of $55,501 and an accumulated deficit of $62,861 as of June 30, 2018 and a working capital deficit of $3,000 and an accumulated deficit of $5,312 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new guidance is effective as of January 1, 2018. The adoption of the standard did not have a material impact on the financial statements of the Company.

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

4. RELATED PARTY TRANSACTIONS

As of June 30, 2018, the Company had due from a related party of $2,048 from Keewon Ra, Chief Executive Officer of the Company. The amount reflected the subscription payments received in Keewon Ra’s personal bank accounts in Korea for issuances of the Company’s common stock and preferred stock (see Note 6 for further explanation), as the Company did not open a bank account in the U.S. at the time of the subscription payments.

Due to related parties amounted to $47,194 as of June 30, 2018, of which $47,094 was due to Stemcellbio, Inc. Stemcellbio, Inc. paid operating expenses on behalf of the Company during the six months period ended June 30, 2018. In July 2018, subsequent to the balance sheet date of this Report, the Company paid back $47,094 to Stemcellbio, Inc. Stemcellbio, Inc. is a California corporation. Approximately 67% of Stemcellbio, Inc is owned by JASC Corporation, a Japanese Corporation. The father of the Chief Executive Officer and director of the Company, is a significant shareholder and the Chief Executive Officer and director of JASC Corporation.

5. ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had accrued professional fees of $10,455 and $3,000, respectively.

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

On January 16, 2018, the Company issued 10,180,000 shares of its common stock to 16 shareholders at par value for proceeds of $1,018 and issued 10,000,000 shares of its Series A Preferred stock at par value for $1,000 to Jeong Chan Ra, the father of the Chief Executive Officer and director of the Company.

On April 30, 2018, the following events occurred:

The Company issued 30,000 shares of common stock to the Chief Executive Officer, Keewon Ra at par value of $0.0001 per share for cash proceeds of $3. In addition, the Company issued 270,000 shares of common stock at par value of $0.0001 per share to 10 investors for gross proceeds of $27.

7. SUBSEQUENT EVENT

On July 19, 2018, the Company borrowed $500,000 from JASC Corporation, a Japanese corporation. The father of the Chief Executive Officer and director of the Company, is the Chief Executive Officer and a significant shareholder and director of JASC. The borrowing is unsecured and matures on July 18, 2019. The borrowing bears interest at 2% per annum. Interest payments are due on December 31, 2018 and June 30, 2019, and the principal and the remaining interest is due on July 18, 2019. The Company borrowed the funds for working capital purposes.

In accordance with FASB ASC Topic No. 855, Subsequent Events, the Company has evaluated subsequent events for recognition or disclosure through August 17, 2018, the date the accompanying financial statements were available to be issued and determined that there are no subsequent events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions.

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the in the Company’s registration statement on Form 10, filed with the Securities and Exchange Commission on September 11, 2017. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The following discussion and analysis is qualified in its entirety by, and should be read in conjunction with, the more detailed information set forth in the financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

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

Since inception, the Company’s operations have been limited to capital raising and debt financing activities, effecting the change in control described above, and the filing a registration statement on Form 10 on September 11, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to achieve a business combination with a target company.

The Company expects that a business combination will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company expects that the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

No assurances can be given that the Company will be successful in negotiating with any target company.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, the present management and shareholders of the Company may no longer be in control of the Company. In addition, the officers and director of the Company may, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

Results of Operations

As of June 30, 2018, the Company had not generated revenues since inception. The Company had sustained net loss of $57,549 and $3,312 or the six months ended June 30, 2018 and for the period from May 17, 2017 (inception) to June 30, 2017. The Company had an accumulated deficit of $62,861 and $5,312 as of June 30, 2018 and December 31, 2017, respectively. Operating expenses totaled $57,549 for the six months ended June 30, 2018, compared to $3,312 for the period from May 17, 2017 (inception) to June 30, 2017, an increase of $54,237, or approximately 1,638%. The increase is attributable to additional accounting and legal professional service fees. Additionally, the Company was formed on May 17, 2017, and accordingly there were operations for only two months during the period ended June 30, 2017.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2018, the Company had $100 in cash and cash equivalents.

In April 2018, the Company issued an aggregate of 270,000 shares of its common stock to a group of 10 investors, at a purchase price equal to $0.0001 per share, or $27 in the aggregate. In April 2018, the Company issued an aggregate of 30,000 shares of its common stock to its CEO, at a purchase price equal to $0.0001 per share, or $3 in the aggregate.

On July 19, 2018, the Company borrowed $500,000 from JASC Corporation, a Japanese corporation. The father of the Chief Executive Officer and director of the Company, is the Chief Executive Officer and a significant shareholder and director of JASC Corporation. The borrowing is unsecured and matures on July 18, 2019. The borrowing bears interest at 2% per annum. Interest payments are due on December 31, 2018 and June 30, 2019, and the principal and the remaining interest is due on July 18, 2019. The Company borrowed the funds for working capital purposes.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $62,861 and a working capital deficit of $55,501. These raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2018 was $47,094, compared to $0 for the period from May 17, 2017 (inception) to June 30, 2017. The increase is attributable to additional accounting and legal professional service fees. Additionally, the Company was formed on May 17, 2017, and accordingly there were operations for only two months during the period ended June 30, 2017.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $2,048, compared to $0 for the period from May 17, 2017 (inception) to June 30, 2017. The increase was due to the subscription payments received in Chief Executive Officer of the Company, Keewon Ra’s personal bank accounts in Korea for issuances of the Company’s common stock and preferred stock, as the Company did not open a bank account in the U.S at the time of the subscription payments.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $49,242, compared to $0 for the period from May 17, 2017 (inception) to June 30, 2017. The increase was due to proceeds received from investors for issuance of common stock of $1,048 and issuance of preferred stock of $1,000, and due to related parties of $47,194.

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

Critical Accounting Policies

The preparation of our condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION

The summary of critical accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. December 31 is the fiscal year end for the Company.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new guidance is effective as of January 1, 2018. The adoption of the standard did not have a material impact on the financial statements of the Company.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information not required to be filed by a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES. DISCLOSURES AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer and principal financial officer.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s registration statement on Form 10, filed with the Securities and Exchange Commission on September 11, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2018, the Company issued an aggregate of 270,000 shares of its common stock to a group of 10 investors, at a purchase price equal to $0.0001 per share, or $27 in the aggregate, in reliance on the exemption from registration under Regulation S as promulgated under Securities Act of 1933, as amended, in offshore transactions that did not involve any directed selling efforts in the United States.

In April 2018, the Company issued an aggregate of 30,000 shares of its common stock to its CEO, at a purchase price equal to $0.0001 per share, or $3 in the aggregate, in reliance on the exemptions from registration under Section 4(a)(2) and Rule 506(b) of Regulation D as promulgated under Securities Act of 1933, as amended, in a private transaction not involving a public offering.

Each of the above transactions were private placements of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1*	Loan Agreement between the Registrant and JASC Corporation, dated July 13, 2018.

31.1*	Rule 15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of August, 2018.

Signature	Title	Date

/s/ Keewon Ra	Chief Executive Officer	August 20, 2018
Keewon Ra	(Principal Executive Officer)

/s/ Won Ho Chun	Chief Financial Officer	August 20, 2018
Won Ho Chun	(Principal Financial Officer)