Form 10-Q
period 2018-09-30
Biostar Angel Stem Cell Corp
filed 2018-11-19
CIK 1709474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(424) 227-9568

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of November 14, 2018, there were 10,980,000 shares of common stock outstanding.

BIOSTAR ANGEL STEM CELL CORPORATION

Form 10-Q

For the quarterly period ended September 30, 2018

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	3

Statements of Operations for the Three and Nine Months Ended September 30, 2018, for the Three Months Ended September 30, 2017, and for the Period from May 17, 2017 (Inception) to September 30, 2017 (unaudited)	4

Statements of Cash Flows for the Nine Months Ended September 30, 2018 and for the Period from May 17, 2017 (Inception) to September, 2017 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3 Quantitative and Qualitative Disclosures About Market Risk	12

Item 4 Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3 Defaults upon Senior Securities	13

Item 4 Mine Safety Disclosures	13

Item 5 Other Information	13

Item 6 Exhibits	13

Signatures	14

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$360,347	$-
Due from a related party	1,550
Prepaid expenses	3,052

Total current assets	$364,949	$-

TOTAL	$364,949	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Due to related parties	$1,665	$-
Loan from an affiliate	500,000
Accrued liabilities	27,831	3,000

Total current liabilities	$529,496	$3,000

STOCKHOLDERS’ DEFICIENCY:

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 and no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,000	-

Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,980,000 and 20,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,098	2,000

Additional paid-in capital	5,262	312

Accumulated deficit	(171,907)	(5,312)

Total stockholders’ deficiency	(164,547)	(3,000)

TOTAL	$364,949	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the period from
	For the three months ended	For the three months ended	For the nine months ended	May 17, 2017 (inception) to
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENEUE	$-	-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-		-	-

OPERATING EXPENSES	107,047	250	164,595	3,562

OTHER EXPENSES
Interest expense	2,000	-	2,000	-

LOSS BEFORE INCOME TAX PROVISION	(109,047)	(250)	(166,595)	(3,562)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(109,047)	(250)	$(166,595)	$(3,562)

Loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares – basic and diluted	10,980,000	20,000,000	11,289,890	20,000,000

The accompanying notes are an integral part of these unaudited financial statements.

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	For the nine	May 17, 2017
	months ended	(inception) to
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(166,595)	$(3,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholder and contributed as capital	3,000	312
Common stock issued for services		2,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(3,052)	-
Increase in accrued liabilities	24,831	1,250

Net cash used in operating expenses	(141,816)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Due from a related party	(1,550)	-

Net cash used in investing activities	(1,550)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from related parties	501,665
Proceeds from issuance of common stock	1,048	-
Proceeds from issuance of series A preferred stock	1,000	-

Net cash provided by financing activities	503,713	-

NET INCREASE IN CASH	360,347	-

CASH, BEGINNING OF THE PERIOD	-	-

CASH, END OF THE PERIOD	$360,347	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redemption of common shares in connection with change of control	$1,950	$-

The accompanying notes are an integral part of these unaudited financial statements.

BIOSTAR ANGEL STEM CELL CORPORATION

(FORMERLY LILY GROVE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Biostar Angel Stem Cell Corporation (formerly Lily Grove Acquisition Corporation) (“the Company”) was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to capital raising and debt financing activities, effecting a change in control, and the filing of a registration statement on Form 10 on September 11, 2017 with the Securities and Exchange Commission to register its class of common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. We expect that the combination will take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. We expect that the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating a transaction with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Exchange Act.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company had $360,347 of cash and cash equivalents as of September 30, 2018 and none as of December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with a FDIC insured banking institution. The FDIC deposit insurance coverage limit is $250,000 per depositor, per insured bank, for each account ownership category. These deposits may be redeemed upon demand. At September 30, 2018, the Company’s uninsured cash balances total $110,000.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017 there were no deferred tax assets or liabilities due to the uncertainty of the realization of net operating losses prior to their expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2018 and December 31, 2017 there are no outstanding dilutive securities.

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

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash and cash equivalents approximate their fair values because of the short maturity of these instruments.

2. GOING CONCERN

The Company has not generated any revenue since inception and has sustained operating losses of $107,047 during the three months ended September 30, 2018 and $164,595 during the nine months ended September 30, 2018. The Company had a working capital deficit of $164,547 and an accumulated deficit of $171,907 as of September 30, 2018 and a working capital deficit of $3,000 and an accumulated deficit of $5,312 as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its stockholders or other sources, as may be required.

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

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to cease operations and will not continue as a going concern.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. These amendments provide a screen to determine when a set of assets and activities (a “set”) is not a business. If the screen is not met, the amendments in this ASU require that to be considered a business, first a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

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

4. RELATED PARTY TRANSACTIONS

As of September 30, 2018, the Company had due $1,550 from Keewon Ra, Chief Executive Officer and Corporate Secretary and sole Director of the Company. The amount reflected the subscription payments received in Keewon Ra’s personal bank accounts in Korea for issuances of the Company’s common stock and preferred stock (see Note 7 for further explanation).

Amounts due to related parties were $1,665 as of September 30, 2018, which was due to Stemcellbio, Inc. Stemcellbio, Inc. paid operating expenses on behalf of the Company during the nine month period ended September 30, 2018. Stemcellbio, Inc. is a California corporation. Approximately 67% of Stemcellbio, Inc is owned by JASC Corporation, a Japanese Corporation. The father of Keewon Ra, is a significant shareholder of JASC Corporation.

5. ACCRUED LIABILITIES

As of September 30, 2018 and December 31, 2017, the Company had accrued interest and operating expenses of $27,831 and $3,000, respectively. The $27,831 accrued liabilities as of September 30, 2018 consist of $14,493 review and legal expenses, $11,338 payroll liabilities, and $2,000 accrued loan interest. The $3,000 accrued liabilities as of December 31, 2017 were audit expenses.

6. LOAN FROM AN AFFILIATE

On July 19, 2018, the Company borrowed $500,000 from JASC Corporation, a Japanese corporation. The father of Keewon Ra, Chief Executive Officer and Corporate Secretary and sole Director of the Company, is a significant shareholder of JASC Corporation. The borrowing is unsecured and matures on July 18, 2019. The borrowing bears interest at 2% per annum. $2,000 was accrued for interest as of September 30, 2018. Interest payments are due on December 31, 2018 and June 30, 2019, and the principal and the remaining interest is due on July 18, 2019. The Company borrowed the funds for working capital purposes.

7. STOCKHOLDERS’ DEFICIENCY

On January 15, 2018, the following events occurred to effect a change in control of the Company. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of common stock outstanding. The then officers and directors of the Company, James Cassidy and James McKillop, resigned from the offices of President and director and Vice President and director respectively, held by them. Keewon Ra was named the sole Director of the Company and was named its Chief Executive Officer, Chief Financial Officer and Corporate Secretary.

On January 16, 2018, the Company issued 10,180,000 shares of its common stock to 16 shareholders at par value of $0.0001 per share for gross proceeds of $1,018 and issued 10,000,000 shares of its Series A Preferred stock at par value of $0.0001 per share for gross proceed of $1,000 to Jeong Chan Ra, the father of the Chief Executive Officer and Corporate Secretary and sole Director of the Company.

On April 30, 2018, the Company issued 30,000 shares of common stock to the Chief Executive Officer, Chief Financial Officer and Corporate Secretary and sole Director of the Company, Keewon Ra, at par value of $0.0001 per share for gross proceeds of $3. In addition, the Company issued 270,000 shares of common stock at par value of $0.0001 per share to 10 investors for gross proceeds of $27.

8. SUBSEQUENT EVENT

In accordance with FASB ASC Topic No. 855, Subsequent Events, the Company has evaluated subsequent events for recognition or disclosure through November 14, 2018, the date the accompanying financial statements were available to be issued and determined that there are no subsequent events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to the Compay, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions.

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Company’s registration statement on Form 10, filed with the Securities and Exchange Commission on September 11, 2017. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those contained in any forward-looking statements.

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

On January 15, 2018, the Company effected a change of its control. The Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company’s president, secretary and director and James McKillop resigned as the Company’s vice president and director. Keewon Ra was then named sole Director of the Company and was named Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company.

Since inception, the Company’s operations have been limited to capital raising and debt financing activities, effecting the change in control described above, and the filing a registration statement on Form 10 on September 11, 2017 with the Securities and Exchange Commission to register its class of common stock under the Exchange Act.

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

Results of Operations

As of September 30, 2018, the Company had not generated any revenue since inception. The Company had sustained net loss of $166,595 and $3,562 for the nine months ended September 30, 2018 and for the period from May 17, 2017 (inception) to September 30, 2017. The Company had sustained net loss of $109,547 and $250 for the three months ended September 30, 2018 and 2017, respectively. The Company had an accumulated deficit of $171,907 and $5,312 as of September 30, 2018 and December 31, 2017, respectively. Operating expenses totaled $164,595 for the nine months ended September 30, 2018 compared to $3,562 for the period from May 17, 2017 (inception) to September 30, 2017, an increase of $161,033, or approximately 4,521%. The increase is attributable to salaries and additional accounting and legal professional service fees. Additionally, the Company was formed on May 17, 2017, and accordingly there were operations for only five months during the period ended September 30, 2017.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2018, the Company had $360,347 in cash and cash equivalents.

On July 19, 2018, the Company borrowed $500,000 from JASC Corporation, a Japanese corporation. The father of the Company’s Chief Executive Officer and Corporate Secretary and sole Director, Keewon Ra, is a significant shareholder of JASC Corporation. The borrowing is unsecured and matures on July 18, 2019. The borrowing bears interest at 2% per annum. $2,000 was accrued for interest as of September 30, 2018. Interest payments are due on December 31, 2018 and June 30, 2019, and the principal and the remaining interest is due on July 18, 2019. The Company borrowed the funds for working capital purposes.

Going Concern Consideration

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $171,907 and a working capital deficit of $164,547. These raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $141,816, compared to $0 for the period from May 17, 2017 (inception) to September 30, 2017. The increase is attributable to salaries and additional accounting and legal professional service fees. Additionally, the Company was formed on May 17, 2017, and accordingly there were operations for only five months during the period ended September 30, 2017.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $1,550 compared to $0 for the period from May 17, 2017 (inception) to September 30, 2017. The increase was due to the subscription payments received in Chief Executive Officer and Corporate Secretary and sole Director of the Company, Keewon Ra’s, personal bank accounts in Korea for issuances of the Company’s common stock and preferred stock.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $503,713 compared to $0 for the period from May 17, 2017 (inception) to September 30, 2017. The increase was due to proceeds received from loans from related parties of $501,665, and proceeds from investors for issuance of common stock of $1,048 and issuance of preferred stock of $1,000.

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

Critical Accounting Policies

The preparation of our condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, those difference could be material, and could have a material adverse effect on the Company, its financial condition, results of operations and stock price. Our accounting policies are described in Note 1 to our unaudited interim financial statements above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES. DISCLOSURES AND PROCEDURES

Pursuant to rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the rules promulgated with respect to the Exchange Act. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer and principal financial officer.

Based upon that evaluation, the Company’s principal executive officer and the Company’s principal financial officer believe that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission on September 11, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Employment Agreement made and effective as of July 2, 2018 by and between Biostar Angel Stem Cell Corporation and Won Ho Chun (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 3, 2018 and incorporated herein by reference)

31.1*	Rule 15d-14(a) Certification by Principal Executive Officer

31.2*	Rule 15d-14(a) Certification by Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November, 2018.

Signature	Title	Date

/s/ Keewon Ra	Chief Executive Officer and Corporate Secretary	November 16, 2018
Keewon Ra	(Principal Executive Officer)

/s/ Won Ho Chun	Chief Financial Officer	November 16, 2018
Won Ho Chun	(Principal Financial Officer)

